Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2012-C8
filed 2014-03-28
CIK 1556965

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 272-6858




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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Battlefield Mall Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on October 12, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,049,621.83 for the twelve-month period ended December 31, 2013.



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on October 12, 2012 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.1. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4) Pooling and Servicing Agreement, dated as of October 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyCorp Real Estate Capital Markets, Inc., as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on October 18, 2012 and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Master Servicer
          33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          33.4 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          33.5 Wells Fargo Bank, National Association, as Custodian



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Master Servicer
          34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          34.4 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          34.5 Wells Fargo Bank, National Association, as Custodian



          (35) Servicer compliance statement.



          35.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Master Servicer
          35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          35.3 Wells Fargo Bank, National Association, as Certificate Administrator


          (99.1) Mortgage Loan Purchase Agreement, dated as of October 18, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on October 18, 2012 and incorporated by reference herein).

          (99.2) Mortgage Loan Purchase Agreement, dated as of October 18, 2012, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (filed as Exhibit 99.2 to the registrant's Current Report on
          Form 8-K, filed on October 18, 2012 and incorporated by reference herein).

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


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of October 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyCorp Real Estate Capital Markets, Inc., as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator,
   Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on October 18, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    33.4 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    33.5 Wells Fargo Bank, National Association, as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    34.4 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    34.5 Wells Fargo Bank, National Association, as Custodian


   (35) Servicer compliance statement.



    35.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    35.3 Wells Fargo Bank, National Association, as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated as of October 18, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as
   Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on October 18, 2012 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of October 18, 2012, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on October 18, 2012 and incorporated by reference herein).